Form 10-Q
period 2021-03-31
Class Acceleration Corp.
filed 2021-07-27
CIK 1826855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Class Acceleration Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39895	85-3032663
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2625 Woodside Road

Woodside, CA 94602

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 235-4777

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	CLAS.U	The New York Stock Exchange

Class A Common Stock, par value $0.0001 per share	CLAS	The New York Stock Exchange

Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	CLAS WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of July 27, 2021, there were 25,875,000 shares of Class A common stock, par value $0.0001 per share and 6,468,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLASS ACCELERATION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLASS ACCELERATION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$961,113	$76,602
Prepaid expenses	273,031	-
Deferred offering costs	-	96,080
Total current assets	1,234,144	172,682
Prepaid expenses, non-current	215,340	-
Marketable securities held in Trust Account	258,752,981	-
Total Assets	$260,202,465	$172,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$68,529	$8,732
Due to related party	18,548	56,560
Promissory note - related party	-	85,230
Total current liabilities	87,077	150,522
Warrant liability	12,769,139	-
Deferred underwriting fees	9,056,250	-
Total liabilities	21,912,466	150,522

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 23,328,999 shares and 0 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	233,289,990	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,546,001 shares and 0 shares issued and outstanding (excluding 23,328,999 shares and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	255	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at March 31, 2021 and December 31, 2020	647	647
Additional paid-in capital	1,775,706	24,353
Retained earnings (accumulated deficit)	3,223,401	(2,840)
Total stockholders’ equity	5,000,009	22,160

Total Liabilities and Stockholders’ Equity	$260,202,465	$172,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENT OF OPERATIONS

 FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$222,360
Loss from operations	(222,360)

Other income (expense)
Unrealized gain on change in fair value of warrants	4,061,294
Interest income	2,981
Transaction costs in connection with IPO	(615,674)
Total other income	3,448,601

Net income	$3,226,241

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,845,862
Basic and diluted net income per share	$-

Basic and diluted weighted average shares outstanding, non-redeemable common stock	8,560,388
Basic and diluted net income per share	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	-	$-	6,468,750	$647	$24,353	$(2,840)	$22,160
Sale of 25,875,000 Units, net of underwriting discount, offering expenses, and warrant liability	25,875,000	2,588	-	-	235,039,010	-	235,041,598
Net income	-	-	-	-	-	3,226,241	3,226,241
Class A common stock subject to possible redemption	(23,328,999)	(2,333)	-	-	(233,287,657)	-	(233,289,990)

Balance as of March 31, 2021	2,546,001	$255	6,468,750	$647	$1,775,706	$3,223,401	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash flows from Operating Activities:
Net income	$3,226,241
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs in connection with IPO	615,674
Unrealized gain on change in fair value of warrants	(4,061,294)
Interest earned on marketable securities held in Trust Account	(2,981)
Changes in current assets and current liabilities:
Prepaid expenses	(488,371)
Accrued expenses	59,797
Due to related party	(38,012)
Net cash used in operating activities	(688,946)

Cash Flows from Investing Activities:
Purchase of Investment held in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	253,575,000
Proceeds from private placement	7,175,000
Proceeds from promissory note to related party	20,000
Repayment of promissory note to related party	(105,230)
Payment of offering costs	(341,313)
Net cash provided by financing activities	260,323,457

Net change in cash	884,511
Cash, beginning of the period	76,602
Cash, end of the period	$961,113

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$9,056,250
Initial value of Class A common stock subject to possible redemption	$229,446,800
Change in value of Class A common stock subject to possible redemption	$3,843,190
Initial classification of warrant liability	$16,830,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Class Acceleration Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 14, 2021 (the “Effective Date”). On January 20, 2021, the Company consummated the IPO of 25,875,000 units, including 3,375,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $258,750,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,175,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $7,175,000, which is described in Note 5.

Transaction costs amounted to $14,668,643 consisting of $5,175,000 of underwriting discount, $9,056,250 of deferred underwriting discount, and $437,393 of other offering costs.

Trust Account

Following the closing of the IPO on January 20, 2021, $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation, and (c) the redemption of all of the Company’s public shares if the Company has not completed the initial Business Combination within 24 months from the closing of this offering (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.1 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of $105,230, and advances from related party of $100 (see Note 6). The Company fully paid the note to the Sponsor and the related party advances on January 29, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of January 14, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 12,937,500 Public Warrants and (ii) the 7,175,000 Private Placement Warrants (See Note 4 and Note 5) (Collectively, the “Warrants”). The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date with changes in fair value recognized in the statement of operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of January 20, 2021 as previously reported in its Form 8-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each balance sheet line item as of the date indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at January 20, 2021
Warrant Liability	$-	$16,830,433	$16,830,433
Class A common stock subject to possible redemption	246,277,230	(16,830,430)	229,446,800
Class A common stock	125	168	293
Additional paid-in capital	5,003,356	615,503	5,618,859
Accumulated deficit	$(4,118)	$(615,674)	$(619,792)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K, the final prospectus, and the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on January 26, 2021, January 20, 2021, and April 15, 2021, respectively.

Emerging Growth Company

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in Trust Account on March 31, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
Marketable securities held in Trust Account	$258,752,981	$-	$-	$258,752,981
	$258,752,981	$-	$-	$258,752,981

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The fair value of the Private Placement Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods.

The Company’s condensed statement of operations includes a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account (less any amounts utilized for taxes), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, Class B and non-redeemable Class A common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B and non-redeemable Class A common stock outstanding for the periods. Class B common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment option granted in connection with the IPO and (iii) Private Placement since the exercise price of the warrants is higher than the market price.

For the Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: net income allocable to Class A common stock subject to possible redemption
Interest income on marketable securities held in trust	$2,688
Less: interest available to be withdrawn for payment of taxes	(2,688)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted average redeemable Class A common stock
Redeemable Class A common stock, basic and diluted	17,845,862
Basic and diluted net income per share, redeemable Class A common stock	$-

Non-redeemable Class B common stock
Numerator: net income minus redeemable net earnings
Net income	$3,226,241
Redeemable net earnings	-
Non-redeemable net income	$3,226,241
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, Class B common stock	8,560,388
Basic and diluted net income per share, Class B common stock	$0.38

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date.

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

The Company incurred offering costs amounting to $14,668,643 as a result of the Initial Public Offering consisting of a $5,175,000 underwriting discount, $9,056,250 of deferred underwriting discount, and $437,393 of other offering costs. The Company recorded $14,052,969 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $615,674 of offering costs in connection with the Warrants that were classified as liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounted for the 20,112,500 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 4 — Initial Public Offering

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

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of its Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Company’s Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Redemption of Warrants When the Price per Share of Our Class A Common Stock Equals or Exceeds $18.00

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

Redemption of Warrants When the Price per Share of Our Class A Common Stock Equals or Exceeds $10.00

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

Note 5 — Private Placement

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

The fair value of Private Placement Warrants on the issuance date was $6,169,744.

Note 6 — Related Party Transactions

Founder Shares

On October 2 2020, the Sponsor paid $25,000 to the Company in consideration for 6,468,750 shares of Class B common stock. The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. Because of the underwriters’ full exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture.

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

Due to Related Party

As of March 31, 2021, the amount of due to related party of $18,548 represents the amount accrued for the administrative support services (defined below) provided by the Sponsor.

Promissory Note — Related Party

On September 22, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $105,230 under the promissory note with the Sponsor, and repaid the promissory note in full on January 29, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At March 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three months ended March 31, 2021 was $23,548.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,752,981	$258,752,981	$-	$-
	$258,752,981	$258,752,981	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$8,021,250	$8,021,250	$-	$-
Warrant Liability – Private Placement Warrants	4,747,889	-	-	4,747,889
	$12,769,139	$8,021,250	$-	$4,747,889

Initial Measurement

The estimated fair value of the the Warrants on January 20, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at January 20, 2021:

Input	January 20, 2021
Expected term (years)	6.36
Expected volatility	14.30%
Risk-free interest rate	0.67%
Stock price	$9.59
Dividend yield	0.00%
Exercise price	$11.50

Subsequent Measurement

The fair value of the Public Warrants at March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2021, the aggregate value of Public Warrants was $8,021,250.

The estimated fair value of the Private Placement Warrants on March 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2021:

Input	March 31, 2021
Expected term (years)	6.17
Expected volatility	11.10%
Risk-free interest rate	1.20%
Stock price	$9.66
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	16,830,433
Transfer out of Level 3 to Level 1	(8,021,250)
Change in fair value	(4,061,294)

Fair value as of March 31, 2021	$4,747,889

Note 8 — Commitments and Contingencies

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

Underwriters Agreement

The underwriters had a 45-day option beginning January 20, 2021 to purchase up to an additional 3,375,000 Units to cover over-allotments, if any.

On January 20, 2021, the underwriters fully exercised the over-allotment option to purchase 3,375,000 Units, and paid a fixed underwriting discount in aggregate of $5,175,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $9,056,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of March 31, 2021, there were 2,546,001 shares of Class A common stock issued and outstanding, excluding 23,328,999 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 Class B common shares at par value of $0.0001 each. On October 2, 2020, the Company issued 6,468,750 Class B common shares to its initial stockholders for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture. As of March 31, 2021, there were 6,468,750 Class B common shares issued and outstanding.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Class Acceleration Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had net income of $3,226,241, which consisted of $2,981 in interest earned on marketable securities held in the Trust Account, and $4,061,294 in unrealized gain on change in fair value of warrants, offset by $222,360 in formation and operating costs, and $615,674 in transaction costs in connection with IPO.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in our operating bank account, approximately $258.8 million in our Trust Account, and working capital of approximately $1.1 million.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation, and (c) the redemption of all of our public shares if we have not completed the initial Business Combination within 24 months from the closing of IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

The following table provides a summary of our net cash flows from operating, investing, and financing activities for the three months ended March 31, 2021.

Net cash used in operating activities	$(688,946)
Net cash used in investing activities	(258,750,000)
Net cash provided by financing activities	260,323,457
Net change in cash	884,511
Cash, beginning of the period	76,602
Cash, end of the period	$961,113

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of $105,230, and advances from related party of $100. We fully paid the note to the Sponsor and the related party advances on January 29, 2021.

On January 20, 2021, we consummated the IPO of 25,875,000 Units, including 3,375,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full at $10.00 per Unit, generating gross proceeds of $258,750,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,175,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $7,175,000.

Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods.

The Company’s condensed statement of operations includes a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account (less any amounts utilized for taxes), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for Class B and non-redeemable Class A common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B and non-redeemable Class A common stock outstanding for the periods. Class B common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment option granted in connection with the IPO and (iii) Private Placement since the exercise price of the warrants is higher than the market price.

Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. We account for the Public and Private Placement warrants (collectively "Warrants"), as either equity or liability classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own stock and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of our control.

Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounted for the 20,112,500 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statement.

Contractual Obligations

Administrative Service Fee

We have agreed to pay our Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or liquidation, we will cease paying these monthly fees.

Underwriters Agreement

The underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $9,056,250, held in the Trust Account upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, the Company restated certain line items related to the previously audited balance sheet as of January 20, 2021 in the Form 8-K filed with the SEC on January 26, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability and to allocate offering costs to the warrants. These restatements are described in Note 2, Restatement of Previously Issued Financial Statement.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the SEC Statement, our principal executive officer and principal financial and accounting officer have concluded that, due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities and allocation of offering costs to the warrants, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021. In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the reclassification of our warrants, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Other than disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s final prospectus, as filed with the SEC on February 1, 2021.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock and/or may make it more difficult for us to consummate an initial business combination.

We account for the 20,112,500 warrants (including the 12,937,500 warrants sold as part of the units in the initial public offering and the 7,175,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, our audited balance sheet as of January 20, 2021 should no longer be relied upon. In connection with the foregoing development, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On January 20, 2021, we consummated our initial public offering of 25,875,000 units, including 3,375,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $258,750,000. On January 20, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 7,175,000 warrants at a purchase price of $1.00 per private placement warrant, to Class Acceleration Sponsor LLC (“Sponsor”), generating gross proceeds of $7,175,000.

Following the closing of our initial public offering on January 20, 2021, a total of $258,750,000 comprised of $253,575,000 of the proceeds from the IPO and $5,175,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 27, 2021	CLASS ACCELERATION CORP.

	By:	/s/ Joseph E. Parsons
Joseph E. Parsons
Co-Executive Chairman, Treasurer and Director
(Principal Executive Officer)

Dated: July 27, 2021	By:	/s/ Robert C. Daugherty
Robert C. Daugherty
Co-Executive Chairman, Secretary and Director
(Principal Financial and Accounting Officer)