Form 10-Q
period 2021-06-30
Class Acceleration Corp.
filed 2021-08-23
CIK 1826855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021, there were 25,875,000 shares of Class A common stock, par value $0.0001 per share and 6,468,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLASS ACCELERATION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLASS ACCELERATION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$861,855	$76,602
Prepaid expenses	276,031	-
Deferred offering costs	-	96,080
Total current assets	1,137,886	172,682
Prepaid expenses, non-current	147,768	-
Marketable securities held in Trust Account	258,756,914	-
Total Assets	$260,042,568	$172,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$164,326	$8,732
Due to related party	51,117	56,560
Promissory note - related party	-	85,230
Total current liabilities	215,443	150,522
Warrant liability	16,558,403	-
Deferred underwriting fees	9,056,250	-
Total liabilities	25,830,096	150,522

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 22,921,247 shares and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	229,212,470	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,953,753 shares and 0 shares issued and outstanding (excluding 22,921,247 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	296	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at June 30, 2021 and December 31, 2020	647	647
Additional paid-in capital	5,853,185	24,353
Accumulated deficit	(854,126)	(2,840)
Total stockholders’ equity	5,000,002	22,160

Total Liabilities and Stockholders’ Equity	$260,042,568	$172,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Formation and operating costs	$292,250	$514,610
Loss from operations	(292,250)	(514,610)

Other income (expense)
Unrealized (loss) gain on change in fair value of warrants	(3,789,264)	272,030
Bank interest income	54	54
Interest income	3,933	6,914
Transaction costs in connection with IPO	-	(615,674)
Total other expense	(3,785,277)	(336,676)

Net loss	$(4,077,527)	$(851,286)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,328,999	20,602,577
Basic and diluted net income per share	$-	$-

Basic and diluted weighted average shares outstanding, non-redeemable common stock	9,014,751	8,788,825
Basic and diluted net loss per share	$(0.45)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	-	$-	6,468,750	$647	$24,353	$(2,840)	$22,160
Sale of 25,875,000 Units, net of underwriting discount, offering expenses, and warrant liability	25,875,000	2,588	-	-	235,039,010	-	235,041,598
Net income	-	-	-	-	-	3,226,241	3,226,241
Initial value of Class A common stock subject to possible redemption	(22,944,680)	(2,295)	-	-	(229,444,505)	-	(229,446,800)
Change in Class A common stock subject to possible redemption	(384,319)	(38)	-	-	(3,843,152)	-	(3,843,190)

Balance as of March 31, 2021	2,546,001	$255	6,468,750	$647	$1,775,706	$3,223,401	$5,000,009
Net loss	-	-	-	-	-	(4,077,527)	(4,077,527)
Change in Class A common stock subject to possible redemption	407,752	41	-	-	4,077,479	-	4,077,520

Balance as of June 30, 2021	2,953,753	$296	6,468,750	$647	$5,853,185	$(854,126)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash flows from Operating Activities:
Net loss	$(851,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs in connection with IPO	615,674
Unrealized gain on change in fair value of warrants	(272,030)
Interest earned on marketable securities held in Trust Account	(6,914)
Changes in current assets and current liabilities:
Prepaid expenses	(423,799)
Accrued expenses	155,594
Due to related party	(5,443)
Net cash used in operating activities	(788,204)

Cash Flows from Investing Activities:
Purchase of Investment held in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	253,575,000
Proceeds from private placement	7,175,000
Proceeds from promissory note to related party	20,000
Repayment of promissory note to related party	(105,230)
Payment of offering costs	(341,313)
Net cash provided by financing activities	260,323,457

Net change in cash	785,253
Cash, beginning of the period	76,602
Cash, end of the period	$861,855

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$9,056,250
Initial value of Class A common stock subject to possible redemption	$229,446,800
Change in value of Class A common stock subject to possible redemption	$(234,330)
Initial classification of warrant liability	$16,830,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Class Acceleration Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 14, 2021 (the “Effective Date”). On January 20, 2021, the Company consummated the IPO of 25,875,000 units, including 3,375,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $258,750,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,175,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $7,175,000, which is described in Note 4.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account, and working capital of approximately $0.9 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of $105,230, and advances from related party of $100 (see Note 5). The Company fully paid the note to the Sponsor and the related party advances on January 29, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in Trust Account on June 30, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
Marketable securities held in Trust Account	$258,756,914	$-	$-	$258,756,914
	$258,756,914	$-	$-	$258,756,914

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The fair value of the Private Placement Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods.

The Company’s condensed statements of operations include a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account (less any amounts utilized for taxes), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, Class B and non-redeemable Class A common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B and non-redeemable Class A common stock outstanding for the periods. Class B common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment option granted in connection with the IPO and (iii) Private Placement since the exercise price of the warrants is higher than the market price.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: net income allocable to Class A common stock subject to possible redemption
Interest income on marketable securities held in trust	$3,484	$6,124
Less: interest available to be withdrawn for payment of taxes	(3,484)	(6,124)
Net income allocable to Class A common stock subject to possible redemption	$-	$-
Denominator: Weighted average redeemable Class A common stock
Redeemable Class A common stock, basic and diluted	23,328,999	20,602,577
Basic and diluted net income per share, redeemable Class A common stock	$-	$-

Non-redeemable common stock
Numerator: net loss minus redeemable net earnings
Net loss	$(4,077,527)	$(851,286)
Redeemable net earnings	-	-
Non-redeemable net loss	$(4,077,527)	$(851,286)
Denominator: Weighted average non-redeemable common stock	9,014,751	8,788,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.45)	$(0.10)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Due to Related Party

As of June 30, 2021, the amount of due to related party consisted of $48,048 accrued for the administrative support services (defined below) provided by the Sponsor and $3,069 travel expenses to be reimbursed to the related party. The balance of $56,560 as of December 31, 2020 consists of advances from related parties of $28,330 and offering costs of $28,230 paid by a related party on behalf of the Company.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and six months ended June 30, 2021 was $30,000 and $53,548, respectively.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,756,914	$258,756,914	$-	$-
	$258,756,914	$258,756,914	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$10,220,625	$10,220,625	$-	$-
Warrant Liability – Private Placement Warrants	6,337,778	-	-	6,337,778
	$16,558,403	$10,220,625	$-	$6,337,778

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

Subsequent Measurement

The fair value of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $10,220,625.

The estimated fair value of the Private Placement Warrants on June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021:

Input	June 30, 2021
Expected term (years)	5.92
Expected volatility	14.30%
Risk-free interest rate	1.03%
Stock price	$9.69
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	16,830,433
Transfer out of Level 3 to Level 1	(8,021,250)
Change in fair value	(2,471,405)

Fair value as of June 30, 2021	$6,337,778

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of June 30, 2021, there were 2,953,753 shares of Class A common stock issued and outstanding, excluding 22,921,247 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 Class B common shares at par value of $0.0001 each. On October 2, 2020, the Company issued 6,468,750 Class B common shares to its initial stockholders for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture. As of June 30, 2021, there were 6,468,750 Class B common shares issued and outstanding.

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

Note 9 — Subsequent Events

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net loss of $4,077,527, which consisted of $292,250 in formation and operating costs and $3,789,264 in unrealized loss on change in fair value of warrants, offset by $3,933 in interest earned on marketable securities held in the Trust Account and $54 in interest earned on operating bank account.

For the six months ended June 30, 2021, we had net loss of $851,286, which consisted of $514,610 in formation and operating costs and $615,674 in transaction costs in connection with IPO, offset by $6,914 in interest earned on marketable securities held in the Trust Account, $54 in interest earned on operating bank account, and $272,030 in unrealized gain on change in fair value of warrants.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.9 million in our operating bank account, approximately $258.8 million in our Trust Account, and working capital of approximately $0.9 million.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities for the six months ended June 30, 2021.

Net cash used in operating activities	$(788,204)
Net cash used in investing activities	(258,750,000)
Net cash provided by financing activities	260,323,457
Net change in cash	785,253
Cash, beginning of the period	76,602
Cash, end of the period	$861,855

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods.

The Company’s condensed statements of operations include a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account (less any amounts utilized for taxes), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for Class B and non-redeemable Class A common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B and non-redeemable Class A common stock outstanding for the periods. Class B common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment option granted in connection with the IPO and (iii) Private Placement since the exercise price of the warrants is higher than the market price.

Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. We account for the Public and Private Placement warrants (collectively “Warrants”), as either equity or liability classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the SEC Statement, our principal executive officer and principal financial and accounting officer have concluded that, due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities and allocation of offering costs to the warrants, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements for the three and six months ended June 30, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 23, 2021	CLASS ACCELERATION CORP.

	By:	/s/ Joseph E. Parsons
Joseph E. Parsons
Co-Executive Chairman, Treasurer and Director
(Principal Executive Officer)

Dated: August 23, 2021	By:	/s/ Robert C. Daugherty
Robert C. Daugherty
Co-Executive Chairman, Secretary and Director
(Principal Financial and Accounting Officer)