Form 10-Q
period 2021-09-30
Class Acceleration Corp.
filed 2022-01-14
CIK 1826855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of January 14, 2022, there were 25,875,000 shares of Class A common stock, par value $0.0001 per share and 6,468,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLASS ACCELERATION CORP.

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2021 and December 31, 2020 (Audited)	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLASS ACCELERATION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$622,755	$76,602
Prepaid expenses	281,531	—
Deferred offering costs	—	96,080
Total current assets	904,286	172,682
Prepaid expenses, non-current	79,453	—
Marketable securities held in Trust Account	258,760,889	—
Total Assets	$259,744,628	$172,682

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	$156,514	$8,732
Due to related party	22,587	56,560
Promissory note - related party	—	85,230
Total current liabilities	179,101	150,522
Warrant liability	11,885,913	—
Deferred underwriting fees	9,056,250	—
Total liabilities	21,121,264	150,522

Commitments and Contingencies (Note 9)
Class A common stock subject to possible redemption, 25,875,000 shares and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	258,750,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding, excluding 25,875,000 and 0 shares subject to possible redemption, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at September 30, 2021 and December 31, 2020	647	647
Additional paid-in capital	-	24,353
Accumulated deficit	(20,127,283)	(2,840)
Total Stockholders’ Equity (Deficit)	(20,126,636)	22,160

Total Liabilities and Stockholders’ Equity (Deficit)	$259,744,628	$172,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Formation and operating costs	$265,663	$780,273	$830
Loss from operations	(265,663)	(780,273)	(830)

Other income (expense)
Trust interest income	3,975	10,889	—
Bank interest income	89	143	—
Warrant issuance costs	—	(615,674)	—
Gain on change in fair value of warrants	4,672,490	4,944,520	—
Total other income	4,676,554	4,339,878	—

Net income (loss)	$4,410,891	$3,559,605	$(830)

Weighted average shares outstanding of Class A common stocks subject to possible redemption	25,875,000	23,979,396	—
Basic and diluted net income per share, Class A common stocks subject to possible redemption	$0.14	$0.12	$—
Weighted average shares outstanding of Class B common stocks	6,468,750	6,406,937	—
Basic and diluted net income per share, Class B common stocks	$0.14	$0.12	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,840)	$22,160
Sale of 7,175,000 Private Placement Warrants on January 20, 2021, net of fair value of warrant liability	—	—	—	—	1,005,256	—	1,005,256
Net income						3,226,241	3,226,241
Remeasurement of Class A common stock subject to possible redemption (As Restated, See Note 2)	—	—	—	—	(1,029,609)	(23,684,048)	(24,713,657)
Balance as of March 31, 2021 (As Restated, See Note 2)	—	$—	6,468,750	$647	$—	$(20,460,647)	$(20,460,000)
Net loss	—	—	—	—	—	(4,077,527)	(4,077,527)
Balance as of June 30, 2021 (As Restated, See Note 2)	—	$—	6,468,750	$647	$—	$(24,538,174)	$(24,537,527)
Net income	—	—	—	—	—	4,410,891	4,410,891
Balance as of September 30, 2021	—	$—	6,468,750	$647	$—	$(20,127,283)	$(20,126,636)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of August 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(830)	(830)
Balance as of September 30, 2020	—	$—	—	$—	$—	$(830)	$(830)

CLASS ACCELERATION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020

Cash flows from Operating Activities:
Net income (loss)	$3,559,605	$(830)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issuance costs	615,674	—
Unrealized gain on change in fair value of warrants	(4,944,520)	—
Interest earned on cash and marketable securities held in Trust Account	(10,889)	—
Changes in current assets and liabilities
Deferred offering costs	—	(42,500)
Prepaid expenses	(360,983)	—
Accrued expenses	147,782	43,330
Due to related party	(33,973)	—
Promissory note – related party	—	100
Net cash (used in) provided by operating activities	(1,027,304)	100

Cash flows from Investing Activities:
Purchase of Investment held in Trust Account	(258,750,000)	—
Net cash used in investing activities	(258,750,000)	—

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	253,575,000	—
Proceeds from private placement	7,175,000	—
Proceeds from promissory note to related party	20,000	—
Repayment of promissory note to related party	(105,230)
Payment of offering costs	(341,313)	—
Net cash provided by financing activities	260,323,457	—

Net change in cash	546,153	100
Cash, beginning of the period	76,602	—
Cash, end of the period	$622,755	$100

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$9,056,250	$—
Initial value of Class A common stock subject to possible redemption	$258,750,000	$—
Initial classification of warrant liability	$16,830,433	$—

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Going Concern Consideration

As of September 30, 2021, the Company had approximately $0.6 million in its operating bank account, and working capital of approximately $0.7 million.

As of September 30, 2021, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO. Following the IPO, the Company will not generate any operating revenues until after completion of its initial business combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $10,889 which cannot used for working capital.

The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective business combination candidates.

The Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (see Note 6)

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available) and retained earnings (accumulated deficit).

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation shows both classes of common stock share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to its previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of January 20, 2021, March 31, 2021 and June 30, 2021 and for three months ended March 31, 2021 and three months and six months June 30, 2021 should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and the over-allotment. The Company is reporting the restatements to those periods in this Quarterly Report.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of January 20, 2021	As Reported	Adjustment	As Restated

Common Stock subject to possible redemption ($)	$229,446,800	$29,303,200	$258,750,000

Common stocks Class A, $0.0001 par value	293	(293)	—
Additional Paid in Capital	5,618,859	(5,618,859)	—
Accumulated Deficit	(619,792)	(23,684,047)	(24,303,839)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(29,303,200)	$(24,303,192)
Number of shares subject to possible redemption	22,944,680	2,930,320	25,875,000
Number of shares of Class A common stock not subject to possible redemption	2,930,320	(2,930,320)	—

Condensed Balance Sheet as of March 31, 2021	As Reported	Adjustment	As Restated

Common Stock subject to possible redemption ($)	$233,289,990	$25,460,010	$258,750,000

Common stocks Class A, $0.0001 par value	255	(255)	—
Additional Paid in Capital	1,775,706	(1,775,706)	—
Retained Earnings (Accumulated Deficit)	3,223,401	(23,684,049)	(20,460,648)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(25,460,010)	$(20,460,001)
Number of shares subject to possible redemption	23,328,999	2,546,001	25,875,000
Number of shares of Class A common stock not subject to possible redemption	2,546,001	(2,546,001)	—

Condensed Statement of Operations for the three months ended March 31, 2021	As Reported	Adjustment	As Restated

Basic and diluted weighted average shares outstanding, common stock subject to redemption	17,845,862	2,279,138	20,125,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	8,560,388	(2,609,076)	5,951,312
EPS - Redeemable Shares	$0.00	$0.12	$0.12
EPS - Non-Redeemable Shares	$0.38	$(0.26)	$0.12

Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2021	As Reported	Restatement	As Restated

Sale of 25,875,000 Units, net of underwriting discount, offering expenses, and warrant liability	$23,504,158	$(23,504,158)	$-
Reclassification of Class A common stock subject to possible redemption	$(233,289,990)	$233,289,990	$-
Sale of 7,175,000 Private Placement Warrants on January 20, 2021, net of fair value of warrants	$-	$1,005,256	$1,005,256
Remeasurement of Class A common stock subject to possible redemption	$-	$(24,713,657)	$(24,713,657)

Condensed Statement of Cash Flows for the three months ended March 31, 2021	As Reported	Adjustment	As Restated

Initial value of shares subject to possible redemption	$229,446,800	$29,303,200	$258,750,000
Change in value of shares subject to possible redemption	$3,843,190	$(3,843,190)	$-

Condensed Balance Sheet as of June 30, 2021	As Reported	Adjustment	As Restated

Common Stock subject to possible redemption ($)	$229,212,470	$29,537,530	$258,750,000

Common stocks Class A, $0.0001 par value	296	(296)	—
Additional Paid in Capital	5,853,185	(5,853,185)	—
Accumulated Deficit	(854,126)	(23,684,049)	(24,538,175)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(29,537,530)	$(24,537,528)
Number of shares subject to possible redemption	22,921,247	2,953,753	25,875,000
Number of shares of Class A common stock not subject to possible redemption	2,953,753	(2,953,753)	—

Condensed Statement of Operations for the three and six months ended June 30, 2021	As Reported	Adjustment	As Restated

Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	23,328,999	5,421,001	25,875,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	9,014,751	(2,546,001)	6,468,750
EPS - Redeemable Shares	$0.00	$(0.12)	$(0.12)
EPS - Non-Redeemable Shares	$(0.45)	$0.33	$(0.12)

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	20,602,577	2,413,307	23,015,884
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	8,788,825	(2,413,307)	6,375,518
EPS - Redeemable Shares	$0.00	$(0.03)	$(0.03)
EPS - Non-Redeemable Shares	$(0.10)	$0.07	$(0.03)

Condensed Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2021	As Reported	Adjustment	As Restated

Remeasurement of Class A common stock subject to possible redemption	4,077,479	(4,077,479)	-

Condensed Statement of Cash Flows for the six months ended June 30, 2021	As Reported	Adjustment	As Restated

Initial value of shares subject to possible redemption	$229,446,800	$29,303,200	$258,750,000
Change in value of shares subject to possible redemption	$(234,330)	$234,330	$-

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K, the final prospectus, and the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on January 20, 2021, January 26, 2021, and April 15, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $622,755 and $76,602 in cash, and no cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in Trust Account on September 30, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
Marketable securities held in Trust Account	$258,760,889	$-	$-	$258,760,889
	$258,760,889	$-	$-	$258,760,889

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of common stock at $11.50 per share were issued on January 20, 2021. At September 30, 2021, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,528,713	$882,178	$2,809,065	$750,540

Denominator:
Weighted-average shares outstanding	25,875,000	6,468,750	23,979,396	6,406,937

Basic and diluted net income per share	$0.14	$0.14	$0.12	$0.12

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

The Company incurred offering costs amounting to $14,668,643 as a result of the IPO consisting of a $5,175,000 underwriting discount, $9,056,250 of deferred underwriting discount, and $437,393 of other offering costs. The Company recorded $14,052,969 of offering costs as a reduction of temporary equity in connection with the Class A common stock included in the Units. The Company immediately expensed $615,674 of offering costs in connection with the Warrants that were classified as liabilities.

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

The Company accounted for the 20,112,500 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants is estimated using a Monte Carlo simulation. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

All of the 25,875,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Proceeds allocated to Public Warrants	(10,660,689)
Common stock issuance costs	(14,052,969)
Plus:
Accretion of carrying value to redemption value	24,713,658

Contingently redeemable common stock	$258,750,000

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

Note 6 — Related Party Transactions

Founder Shares

On October 2, 2020, the Sponsor paid $25,000 to the Company in consideration for 6,468,750 shares of Class B common stock. The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. Because of the underwriters’ full exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture.

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

Due to Related Party

As of September 30, 2021, the amount of due to related party consisted of $20,000 accrued for the administrative support services (defined below) provided by the Sponsor and $2,587 travel expenses to be reimbursed to the related party. The balance of $56,560 as of December 31, 2020 consisted of advances from related parties of $28,330 and offering costs of $28,230 paid by a related party on behalf of the Company.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and nine months ended September 30, 2021 was $30,000 and $83,548, respectively.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,760,889	$258,760,889	$-	$-
	$258,760,889	$258,760,889	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$7,568,438	$7,568,438	$-	$-
Warrant Liability – Private Placement Warrants	4,317,475	-	-	4,317,475
	$11,885,913	$7,568,438	$-	$4,317,475

Initial Measurement

The estimated fair value of the Warrants on January 20, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at January 20, 2021:

Input	January 20, 2021
Expected term (years)	6.36
Expected volatility	14.30%
Risk-free interest rate	0.67%
Stock price	$9.59
Dividend yield	0.00%
Exercise price	$11.50

Subsequent Measurement

In March 2021, the fair value of the Public Warrants in the amount of $8,021,250 was transferred from level 3 to level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $7,568,438.

The estimated fair value of the Private Placement Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

Input	September 30, 2021
Expected term (years)	5.95
Expected volatility	10.80%
Risk-free interest rate	1.14%
Stock price	$9.72
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	16,830,433
Public Warrants Transfer out of Level 3 to Level 1	(8,021,250)
Change in fair value	(4,491,708)
Fair value as of September 30, 2021	$4,317,475

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

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2021, there were 25,875,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares Class B common stock at par value of $0.0001 each. On October 2, 2020, the Company issued 6,468,750 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture. As of September 30, 2021, there were 6,468,750 shares Class B common stock issued and outstanding.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $4,410,891, which consisted of $265,663 in formation and operating costs offset by $4,672,490 in unrealized gain on change in fair value of warrants, $3,975 in interest earned on marketable securities held in the Trust Account and $89 in interest earned on operating bank account.

For the nine months ended September 30, 2021, we had net income of $3,559,605, which consisted of $780,273 in formation and operating costs and $615,674 in transaction costs in connection with IPO, offset by $10,889 in interest earned on marketable securities held in the Trust Account, $143 in interest earned on operating bank account, and $4,944,520 in unrealized gain on change in fair value of warrants.

For the period from August 24, 2020 (inception) through September 30, 2020, we had a net loss of $830 which consists of formation and operation costs.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.6 million in our operating bank account, approximately $258.8 million in our Trust Account, and working capital of approximately $0.7 million.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021.

Net cash used in operating activities	$(1,027,304)
Net cash used in investing activities	(258,750,000)
Net cash provided by financing activities	260,323,457
Net change in cash	546,153
Cash, beginning of the period	76,602
Cash, end of the period	$622,755

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of $105,230, and advances from related party of $100. We fully paid the note to the Sponsor and the related party advances on January 29, 2021.

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

Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

In future 12 months from the date the financial statements are issued, we will have to pay for expenses in connection with any Business Combination, accounting fees, audit and review fees, quarterly Delaware franchise tax, and administrative services fees, the aggregate amount may exceed the cash held in the operating bank account as of the date the financial statements are issued. There is no assured funding resource to satisfy our future liquidity needs.

Based upon the above analysis, management determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of Common Stock at $11.50 per share were issued on January 20, 2021. At September 30, 2021, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for us and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on July 27, 2021, and due to the restatements of our January 20, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common stock, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on July 27, 2021 and August 23, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on March 5, 2021, and restated on the Form 10-Q filed with the SEC on July 27, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the common stock in permanent equity. The Company restated its financial statements to classify all common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended September 30, 2021:

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Other than disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s final prospectus, as filed with the SEC on February 1, 2021, and in the Form 10-Q for the Quarterly Period ended March 31, 2021, dated July 27, 2021 and filed with the SEC on July 27, 2021, and in the Form 10-Q for the Quarterly Period ended June 30, 2021, dated August 23, 2021 and filed with the SEC on August 23, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the reclassification of the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: January 14, 2022	CLASS ACCELERATION CORP.

	By:	/s/ Joseph E. Parsons
Joseph E. Parsons
Co-Executive Chairman, Treasurer and Director
(Principal Executive Officer)

Dated: January 14, 2022	By:	/s/ Robert C. Daugherty
Robert C. Daugherty
Co-Executive Chairman, Secretary and Director
(Principal Financial and Accounting Officer)