Form 10-K
period 2021-12-31
Class Acceleration Corp.
filed 2022-03-21
CIK 1826855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________

Commission file number: 001-39895

CLASS ACCELERATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3032663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2625 Woodside Road Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 235-4777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	CLAS.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	CLAS	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	CLAS WS	The New York Stock Exchange

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the New York Stock Exchange was $250,728,750.

As of March 16, 2022 there were 25,875,000 shares of Class A common stock, par value $0.0001 per share and 6,468,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;
●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in private placements prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 20, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or “management team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm.

●	“NYSE” are to the New York Stock Exchange;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●

“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to the private placement warrants if held by a third party other than our sponsor;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC December 30, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“second amended and restated certificate of incorporation” are to the second amended and restated certificate of incorporation of the Company;

●	“sponsor” is to Class Acceleration Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $258,750,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“we,” “us,” “Company” or “our Company” are to Class Acceleration Corp.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated in Delaware on August 24, 2020 under the name “Class Acquisition Corporation,” whose business purpose is to effect an initial business combination. On November 16, 2020, we changed our name to “Class Acceleration Corp.”

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

Acquisition Criteria

We are seeking to acquire digital learning leaders that benefit from the dual tailwinds of the knowledge economy and the Internet. Digital economics reflect a disproportionate gain to the leaders of a category. Accordingly, we are seeking leading companies who we believe have both competitive and sustainable advantages. We believe the following general criteria and framework are important in evaluating prospective target businesses, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

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

High-Growth Markets. We are seeking out opportunities in faster-growing segments of developed markets and emerging international markets. Our management team has extensive experience operating education media businesses and leading transactions in international markets.

Business with Revenue and Earnings Growth Potential. We are seeking to acquire one or more businesses that have multiple, diverse potential drivers of revenue and earnings growth.

Companies with Potential for Strong Free Cash Flow Generation. We are seeking to acquire one or more businesses that have the potential to generate strong and stable free cash flow.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Financial Position

With funds available in the trust account for a business combination from our initial public offering and the sale of the private placement warrants in the amount of $258,765,402 as of December 31, 2021, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per-share amount we will distribute to investor who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, directors and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by January 20, 2023.

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

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our second amended and restated certificate of incorporation:

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our sponsor and members of our management team have agreed to vote their founder shares and any public shares purchased during or after our initial public offering, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 9,703,125, or 37.5%, of the 25,875,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved(assuming all issued and outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, directors and each member of our management team, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by January 20, 2023.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to any more than 3,881,250 shares of Class A common stock (15% of the shares issued in our initial public offering, which we refer to as the “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If we do not consummate our initial business combination by the deadline set forth in our second amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $421,663 held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose.

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

We have sought and will continue to seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust accounts $421,663 held outside the trust account as of December 31, 2021with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. Because our offering expenses in connection with our initial public offering (including underwriting commissions) exceeded our estimate of $750,000, we funded such excess with funds from the funds not to be held in the trust account. Accordingly, the amount of funds we intended to hold outside the trust account decreased by approximately $229,456.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, and auditors) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	On April 12, 2021, the SEC issued a statement with respect to the accounting for warrants issued by special purpose acquisition companies, resulting in the Company determining that the fair value of its warrants should be reclassified as a warrant liability on the Company’s balance sheet as of February 2, 2021. The reclassification and its impact on the Company’s balance sheet may be material;

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination;

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	Our search for a business combination, and any target business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic, any worsening of the pandemic or other disease outbreaks and the status of debt and equity markets;

●	We may not be able to complete an initial business combination by January 20, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless;

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share;

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination;

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines;

●	We are not required to obtain an opinion from an independent investment banking firm or another independent entity, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view;

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree;

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support;

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest;

●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired or may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	Our executive officers and directors will allocate their time to other businesses and they may participate in other blank check companies similar to ours prior to the announcement of our initial business combination. These conflicts or potential conflicts of interest could have a negative impact on our ability to complete our initial business combination;

●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise;

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	We are not registering the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless;

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	We are a recently organized company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective; and

●	Past performance by our management team, including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement; our quarterly report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on July 27, 2021; our quarterly report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 23, 2021; and our quarterly report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on January 14, 2022.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are at 2625 Woodside Road, Woodside, CA 94062 and our telephone number is (650) 235-4777. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

Our units, public shares and public warrants are each traded on the New York Stock Exchange under the symbols “CLAS.U,” “CLAS” and CLAS WS,” respectively. Our units commenced public trading on January 15, 2021, and our public shares and public warrants commenced separate public trading on March 8, 2021.

(b)	Holders

On March 16, 2022, there was one (1) holder of record of our units, one (1) holder of record of our shares of Class A common stock and two (2) holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

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

Overview

We are a blank check company incorporated in Delaware on August 24, 2020 under the name “Class Acquisition Corporation,” whose business purpose is to effect an initial business combination. On November 16, 2020, we changed our name to “Class Acceleration Corp.”

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

Results of Operations

Our entire activity since inception up to December 31, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2021, we had net income of $4,800,787, which consisted of $1,122,145 in formation and operating costs and $626,871 in transaction costs in connection with IPO, offset by $6,534,401 in unrealized gain on change in fair value of warrants and $15,402 in interest earned on marketable securities held in the Trust Account.

For the period from August 24, 2020 (inception) through December 31, 2020, we had a net loss of $2,840 which consists of formation and operation costs.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.4 million in our operating bank account, approximately $258.8 million in our Trust Account, and working capital of approximately $0.3 million.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation, and (c) the redemption of all of our public shares if we have not completed the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

The following table provides a summary of our net cash flows from operating, investing, and financing activities for the year ended December 31, 2021.

Net cash used in operating activities	$(1,072,717)
Net cash used in investing activities	(258,750,000)
Net cash provided by financing activities	260,167,778
Net change in cash	345,061
Cash, beginning of the period	76,602
Cash, end of the period	$421,663

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of $105,230, and advances from a related party of $100. We fully paid the note to the Sponsor and the related party advances on January 29, 2021.

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

In the future 12 months from the date the financial statements are issued, we will have to pay for expenses in connection with any Business Combination, accounting fees, audit and review fees, quarterly Delaware franchise tax, and administrative services fees, the aggregate amount may exceed the cash held in the operating bank account as of the date the financial statements are issued. There is no assured funding resource to satisfy our future liquidity needs.

Based upon the above analysis, management determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of Common Stock at $11.50 per share were issued on January 20, 2021. At December 31, 2021, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the nine months ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for us and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statement.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 24, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of December 31, 2021 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. This material weakness resulted in the restatement of the Company’s audited financial statement as of January 20, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the year ended December 31, 2021:

We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the fourth quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2022.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Joseph E. Parsons	65	Co-Executive Chairman, Treasurer and Director
Robert C. Daugherty	57	Co-Executive Chairman, Secretary and Director
Michael T. Moe	59	Chief Executive Officer and Director
Dinghong Chen	46	Independent Director
Rachael Jarosh	53	Independent Director
James W. Runcie	59	Independent Director
Lev Gonick	62	Independent Director

The experience of our directors and executive officers is as follows:

Joseph E. Parsons has been our Co-Executive Chairman and a Director since our inception. Since January 2015, he has served as a managing member of 1913 Ventures LLC, a private investment firm. Between March 2010 and January 2014, he served as a member of the management committee and as an advisor to Bridgewater Associates, where he was a leader in the transition from a founder led organization to an institutional quality enterprise, with specific focus on the recruitment of key talent and the transformation of existing business functions. Previously, between 1997 and 2010, Mr. Parsons served in multiple roles at GE, including as CEO of four business units at GE Capital (GE Global Investment Management; GE Real Estate/Americas; GE Private Equity; and GE e-Business). Earlier in his career, Mr. Parsons held leadership roles at Merrill Lynch, KPMG and Sovereign National Management, advising and structuring transformative acquisitions, leading integration activities and building high performance teams. Mr. Parsons’ board experience includes serving as a director of both public and private companies including KnowledgeShares.Org, Regency Centers Corp. (NYSE:REG), Wine.com and MetaProp NYC (since January 2019). Mr. Parsons also worked frequently with the GE Capital board of directors while at GE. Mr. Parsons is also on the University of Connecticut’s Foundation board of directors. Mr. Parsons holds a B.S. in Finance from the University of Connecticut School of Business and an M.B.A. from the University of Arkansas at Fayetteville. We believe that Mr. Parsons’ experience makes us well suited to identify, source, negotiate and execute an initial business combination.

Robert C. Daugherty has been our Co-Executive Chairman and a Director since our inception. Since September 2015, Mr. Daugherty has served as dean of the Forbes School of Business & Technology (FSTB). He is responsible for defining FSTB’s strategic priorities and for providing the resources and management to pursue them. Since 2000, Mr. Daugherty has served as a member of the investment committee for Hudson Pacific Group, a multi-family office focused on value oriented, growth investing. From May 2010 to December 2011, he served as CEO of the Jack Welch Management Institute. From January 2002 to March 2010, Mr. Daugherty was a managing director at Knowledge Investment Partners Education Company LLC, an investment management firm focused on the education sector. Between August 2013 and December 2018, Mr. Daugherty served a five-year term as a Fulbright Scholar Specialist, a program funded by the U.S. State Department with a focus on Africa and the Middle East. Mr. Daugherty also writes a regular column for Forbes China on investing, education and leadership. Mr. Daugherty holds a B.A. in Economics from Harvard University, an M.Phil in Management from the University of Cambridge and an MALS in American Studies from Columbia University. We believe that Mr. Daugherty is well qualified to serve as a director due to his extensive investment and private equity experience.

Michael T. Moe has been our Chief Executive Officer and a Director since our inception. Since November 2010, Mr. Moe is the founder and CEO of GSV Asset Management (GSV), a growth focused investment platform based in Silicon Valley. Mr. Moe is an advisor to and on the Investment Committee of the GSV Ventures fund, a fund investing in the emerging education technology sector. GSV Ventures has invested in companies such as Coursera, Course Hero, Photomath, and Guild Education. He is also the co-founder of the ASU GSV Summit conference, a conference in the education sector. Prior to GSV, from June 2001 to September 2008, Mr. Moe was the co-founder and CEO of ThinkEquity Partners LLC, a growth focused investment firm. From 1998 to 2001, he was head of global growth research at Merrill Lynch and was voted to be on the Institutional All American Research Team and named “Best on the Street” by the Wall Street Journal. Mr. Moe is a board member at SharesPost, Whittle Schools, OzyMedia, BookClub.com, a board observer at Coursera and Class Dojo an advisor to TAL Education Group and Arizona State University. Since 2020, Mr. Moe is also chairman of the Center for Education. Since April 2020, he is also the founder of GSV University and GSV MBA, an accredited graduate program for entrepreneurs. Mr. Moe is the author of two books, “Finding the Next Starbucks” and “The Global Silicon Valley Handbook.” Mr. Moe holds a B.A. in Political Science and Economics from the University of Minnesota. Mr. Moe also holds a Chartered Financial Analyst (CFA) designation. We believe that Mr. Moe is well qualified to serve as a director due to his extensive investment and advisory experience.

Dinghong Chen has been one of our Directors since January 2021. Ms. Chen was the founder and advisor for FirstLeap Future Leaders Institute, which she founded in April 2008 and which was acquired by TAL Education Group (TAL) in August 2015. Thereafter, Ms. Chen started Joy Education in September 2015, which produced videos of interviews with U.S. teenagers, educators, young entrepreneurs, successful businessmen and businesswomen, community leaders and others to assist the next generation of future entrepreneurs and leaders. Since February 2017, Ms. Chen has served as the U.S. chief investment officer and executive advisor at TAL, supporting TAL’s U.S. investments, business development and strategic partnership development. Since 2016, Ms. Chen has served as a limited partner at Blue Elephant Capital and since 2019 she has also served as a limited partner at EdBeta fund, two early-stage ventures in the China education industry. Earlier in her career, she worked for Ernst & Young and Fortune 500 companies including Microsoft and Verizon. Ms. Chen holds a M.A. from the Indiana University School of Education. Ms. Chen also attended an executive education program at Stanford University in 2015. Ms. Chen is also an author, having published three books, and is a columnist for three magazines. Her writing focuses on parenting and education. We believe that Ms. Chen is well qualified to serve as a director, due to her background in education technology and education technology investments.

Rachael Jarosh has been one of our Directors since January 2021. Since 2016, Ms. Jarosh has served as president and CEO of Enactus, a non-profit experiential learning platform dedicated to developing the next generation of entrepreneurial leaders and social innovators. Previously, between 2013 and 2016, Ms. Jarosh founded and operated Isles Strategies, LLC, a consulting firm focused on working with philanthropic organizations. Earlier in her career, Ms. Jarosh held roles as president of the foundation at Pentair plc, where she also led global marketing and communications, a senior counselor in the corporate practice at Carmichael Lynch Spong and an investor relations officer at Supervalu, Inc. (now UNFI) and worked in investment research and banking. She began her career as an attorney in 1991. Since 2020, Ms. Jarosh has served on the board of directors of Lifetime Brands, Inc. (NASDAQ: LCUT). We believe that Ms. Jarosh is well qualified to serve as a director due to her experience in education technology and in her extensive work in developing entrepreneurs and social innovators.

James W. Runcie has been one of our Directors since January 2021. Since 2017, Mr. Runcie has served as the CEO and co-founder of the Education Finance Institute (EFI), a non-profit organization committed to supporting social mobility through the strengthening of post-secondary institutions that serve low-income, first generation and under-resourced students and families. Between 2009 and 2017, Mr. Runcie served as the chief operating officer of Federal Student Aid (FSA), having been appointed by U.S. Secretary of Education Arne Duncan. Earlier in his career, between 1991 and 2009, Mr. Runcie worked in investment banking at major domestic and international financial institutions including UBS, Bank of America and Donaldson, Lufkin & Jenrette. Mr. Runcie has served on several non-profit boards relating to education or youth development. Mr. Runcie is a current board member of the ECMC Group, the Student Freedom Initiative and local community serving organizations. Mr. Runcie is also an investment committee member of the College Board. Mr. Runcie holds an M.B.A. with distinction from Harvard Business School and a B.A. in Mathematics from the College of Holy Cross. We believe that Mr. Runcie is well qualified to serve as a director, due to the combination of his commitment to education and his background in investment banking.

Lev Gonick has been one of our Directors since January 2021. Since 2017, Mr. Gonick has served as chief information officer of Arizona State University. Between 2013 and 2017, he served as CEO of OneCommunity, a non-profit organization that accelerates the use of information technology in Northeast Ohio. From 2016 to 2017 he also served as CEO of DigitalC, a civic technology collaboration that advances technology innovation and data for community benefit. Between 2001 and 2013, Mr. Gonick served in multiple roles for California State University, Long Beach, including as vice president for information technology, chief information officer and professor of integrated science and technology. He also serves on the board of directors of ClassEDU (since 2020), State of Arizona Information Technology Advisory Committee (since 2019), Luminance/Magnum (since 2016), Coalition for Local Internet Choice (since 2015) and US Ignite (since 2013). Mr. Gonick holds a Ph.D. in Political Science from York University, Toronto, an M.A. in Political Science from Binghamton University, and a B.A. in Political Science from Ohio State University. We believe that Mr. Gonick is well qualified to serve as a director due to his background in education and extensive leadership experience in information technology.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Runcie and Gonick, and Ms. Jarosh, serve as members of our audit committee. Our board of directors has determined that each of Messrs. Runcie and Gonick and Ms. Jarosh is independent under the NYSE listing standards and applicable SEC rules. Mr. Runcie serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Runcie qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Mmes. Jarosh and Chen and Mr. Gonick. Ms. Jarosh serves as chairman of the corporate governance and nominating committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Mmes. Jarosh and Chen and Mr. Gonick is independent.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the corporate governance and nominating committee charter which we have adopted, generally provide that persons to be nominated:

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

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of completion of our initial business combination and our liquidation, we will reimburse our sponsor for office space and administrative support services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 32,343,750 shares of our common stock, consisting of (i) 25,875,000 shares of our Class A common stock and (ii) 6,468,750 shares of our Class B common stock, issued and outstanding as of March 16, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Class	Number of Shares of Class B Common Stock Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Class Acceleration Sponsor LLC (our sponsor) (2)	-	-	6,468,750	100%	20%
Joseph E. Parsons (2)	-	-	-	-	-
Robert C. Daugherty (2)	-	-	-	-	-
Michael T. Moe (2)	-	-	-	-	-
Dinghong Chen (3)	-	-	-	-	-
Rachael Jarosh (3)	-	-	-	-	-
James W. Runcie (3)	-	-	-	-	-
Lev Gonick (3)	-	-	-	-	-
All directors and executive officers as a group (7 individuals)	-	-	6,468,750	100%	20%

Other 5% Stockholders
Glazer Capital, LLC (4)	1,819,664	7.03%	-	-	5.63%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Class Acceleration Corp., 2625 Woodside Road, Woodside, CA 94062.

(2)	Our sponsor is the record holder of such shares. Joseph E. Parsons, Robert C. Daugherty and Michael T. Moe are the managing members of our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.

(4)	According to a Schedule 13G filed on February 14, 2022, Glazer Capital, LLC is investment manager to certain funds and managed accounts which hold the listed shares. Mr. Paul J. Glazer is its managing member of Glazer Capital. The address of the business office for each reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 22, 2020, our sponsor purchased an aggregate of 6,468,750 founder shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Up to 843,750 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised by the underwriters in full or in part. In connection with the underwriters’ full exercise of the over-allotment option on January 20, 2021, no founder shares were forfeited and 843,750 founder shares are no longer subject to forfeiture. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We have paid our sponsor $10,000 per month for office space and administrative support services, since January 15, 2021. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and December 31, 2020 totaled approximately $101,446 and $25,000, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $40,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 and December 31, 2020 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2021 and December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the years ended December 31, 2021 and December 31, 2020.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Class Acceleration Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Class Acceleration Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 21, 2022

CLASS ACCELERATION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Cash	$421,663	$76,602
Due from related party	5,000	—
Prepaid expenses	271,032	—
Deferred offering costs	—	96,080
Total current assets	697,695	172,682
Prepaid expenses, non-current	11,138	—
Marketable securities held in Trust Account	258,765,402	—
Total Assets	$259,474,235	$172,682

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	$398,086	$8,732
Due to related party	15,000	56,560
Promissory note - related party	—	85,230
Total current liabilities	413,086	150,522
Warrant liability	10,296,032	—
Deferred underwriting fees	9,056,250	—
Total liabilities	19,765,368	150,522

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 25,875,000 shares and 0 shares at redemption value at December 31, 2021 and 2020, respectively	258,750,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020, excluding 25,875,000 and 0 shares subject to possible redemption, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at December 31, 2021 and 2020	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(19,041,780)	(2,840)
Total stockholders’ equity (deficit)	(19,041,133)	22,160

Total Liabilities and Stockholders’ Equity (Deficit)	$259,474,235	$172,682

The accompanying notes are an integral part of these financial statements.

CLASS ACCELERATION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Formation and operating costs	$1,122,145	$2,840
Loss from operations	(1,122,145)	(2,840)

Other income (expense)
Trust interest income	15,402	—
Warrant issuance costs	(626,871)	—
Unrealized gain on change in fair value of warrants	6,534,401	—
Total other income	5,922,932	—

Net income (loss)	$4,800,787	$(2,840)

Weighted average shares outstanding of Class A common stock, subject to possible redemption	24,457,192	—
Basic and diluted net income per share, Class A common stock, subject to possible redemption	$0.16	$—
Weighted average shares outstanding of Class B common stock	6,422,517	5,625,000
Basic and diluted net income per share, Class B common stock	$0.16	$(0.00)

The accompanying notes are an integral part of these financial statements.

CLASS ACCELERATION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2021

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of August 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(2,840)	(2,840)
Balance as of December 31, 2020	-	$-	6,468,750	$647	$24,353	$(2,840)	$22,160
Sale of 7,175,000 Private Placement Warrants on January 20, 2021, net of fair value of warrant liability	-	-	-	-	1,005,256	-	1,005,256
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(1,029,609)	(23,839,727)	(24,869,336)
Net income	-	-	-	-	-	4,800,787	4,800,787
Balance as of December 31, 2021	-	$-	6,468,750	$647	$-	$(19,041,780)	$(19,041,133)

The accompanying notes are an integral part of these financial statements.

CLASS ACCELERATION CORP.

STATEMENT OF CASH FLOWS

	For the year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020

Cash flows from Operating Activities:
Net income (loss)	$4,800,787	$(2,840)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issuance costs	626,871	—
Unrealized gain on change in fair value of warrants	(6,534,401)	—
Interest earned on cash and marketable securities held in Trust Account	(15,402)	—
Changes in current assets and liabilities
Prepaid expenses	(282,170)	—
Due from related party	(5,000)	—
Accrued expenses	378,158	1,382
Due to related party	(41,560)	—
Net cash used in operating activities	(1,072,717)	(1,458)

Cash flows from Investing Activities:
Purchase of Investment held in Trust Account	(258,750,000)	—
Net cash used in investing activities	(258,750,000)	—

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	253,575,000	—
Proceeds from issuance of founder shares	—	25,000
Proceeds from advances from related parties	—	28,330
Proceeds from private placement	7,175,000	—
Proceeds from promissory note to related party	20,000	85,230
Repayment of promissory note to related party	(105,230)	—
Payment of offering costs	(496,992)	(60,500)
Net cash provided by financing activities	260,167,778	78,060

Net change in cash	345,061	76,602
Cash, beginning of the year	76,602	—
Cash, end of the year	$421,663	$76,602

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$9,056,250	$—
Initial value of Class A common stock subject to possible redemption	$258,750,000	$—
Initial classification of warrant liability	$16,830,433	$—
Accrued deferred offering costs	$—	$7,350
Deferred offering costs paid by related party	$—	$28,230

The accompanying notes are an integral part of these financial statements.

CLASS ACCELERATION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

Class Acceleration Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on August 24, 2020. The Company was originally known as Class Acquisition Corporation. On November 16, 2020, the Company filed an amendment to its amended and restated certificate of incorporation to change its name to Class Acceleration Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

The Company has selected December 31 as its fiscal year end.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of the warrant liability as other income (expense).

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

Transaction costs amounted to $14,835,519 consisting of $5,175,000 of underwriting discount, $9,056,250 of deferred underwriting discount, and $604,269 of other offering costs.

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

Initial Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Going Concern Consideration

As of December 31, 2021, the Company had approximately $0.4 million in its operating bank account, and working capital of approximately $0.3 million.

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO. Following the IPO, the Company will not generate any operating revenues until after completion of its initial business combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $15,402 which cannot be used for working capital.

The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective business combination candidates.

The Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 20, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by January 20, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 20, 2023.

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $421,663 and $76,602 in cash, and no cash equivalents as of December 31, 2021 and 2020, respectively.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in the Trust Account on December 31, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Marketable securities held in Trust Account	$258,765,402	$-	$-	$258,765,402

Fair Value Measurements

The Company applies ASC Topic 820, “Fair Value Measurement” (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of common stock at $11.50 per share were issued on January 20, 2021. At December 31, 2021, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the year ended December 31, 2021		For the period from August 24, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,802,295	$998,492	$—	$(2,840)

Denominator:
Weighted-average shares outstanding	24,457,192	6,422,517	—	5,625,000

Basic and diluted net income per share	$0.16	$0.16	$—	$(0.00)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date.

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

The Company incurred offering costs amounting to $14,835,519 as a result of the IPO consisting of a $5,175,000 underwriting discount, $9,056,250 of deferred underwriting discount, and $604,269 of other offering costs. The Company recorded $14,208,648 of offering costs as a reduction of temporary equity in connection with the Class A common stock included in the Units. The Company immediately expensed $626,871 of offering costs in connection with the Warrants that were classified as liabilities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

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

The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Proceeds allocated to Public Warrants	(10,660,689)
Common stock issuance costs	(14,208,648)
Plus:
Remeasurement of carrying value to redemption value	24,869,337
Contingently redeemable common stock	$258,750,000

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

Redemption of Warrants When the Price per Share of Our Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the shares of the Company’s Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Share of Our Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the “fair market value” of the Class A common stock (as defined below);

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, rights issuances, subdivisions, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

In addition, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Company’s public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering each such warrant for that number of shares of the Company’s Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of the Company’s Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the shares of the Company’s Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Due to Related Party

As of December 31, 2021, the amount of due to related party consisted of $15,000 accrued for the administrative support services (defined below) provided by the Sponsor. The balance of $56,560 as of December 31, 2020 consisted of advances from related parties of $28,330 and offering costs of $28,230 paid by a related party on behalf of the Company.

Due from Related Party

As of December 31, 2021 and 2020, the amount of due from related party are $5,000 and nil, respectively. The balance of $5,000 as of December 31, 2021 consisted of operating expense of $5,000 paid by the Company on behalf of a related party.

Promissory Note - Related Party

On September 22, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $105,230 under the promissory note with the Sponsor, and repaid the promissory note in full on January 29, 2021. As of December 31, 2021 and 2020, the Company borrowed $20,000 and $85,230 under the promissory note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the year ended December 31, 2021 was $113,548.

Note 6 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,765,402	$258,765,402	$-	$-
	$258,765,402	$258,765,402	$-	$-

Liabilities:
Warrant Liability - Public Warrants	$6,585,188	$6,585,188	$-	$-
Warrant Liability - Private Placement Warrants	3,710,844	-	-	3,710,844
	$10,296,032	$6,585,188	$-	$3,710,844

Initial Measurement

The estimated fair value of the Warrants on January 20, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at January 20, 2021:

Input	January 20, 2021
Expected term (years)	6.36
Expected volatility	14.30%
Risk-free interest rate	0.67%
Stock price	$9.59
Dividend yield	0.00%
Exercise price	$11.50

Subsequent Measurement

In March 2021, the fair value of the Public Warrants in the amount of $8,021,250 was transferred from level 3 to level 1 due to the use of an observable market quote in an active market. As of December 31, 2021, the aggregate value of Public Warrants was $6,585,188.

The estimated fair value of the Private Placement Warrants on December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.56
Expected volatility	9.7%
Risk-free interest rate	1.31%
Stock price	$9.71
Dividend yield	0.00%
Exercise price	$11.50

The Company’s public warrants began separately trading on March 8, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of December 31, 2021.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	16,830,433
Public Warrants Transfer out of Level 3 to Level 1	(10,660,689)
Change in fair value	(2,458,900)
Fair value as of December 31, 2021	$3,710,844

Note 7 - Commitments and Contingencies

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

On January 20, 2021, the underwriters fully exercised the over-allotment option to purchase 3,375,000 Units, and was paid a fixed underwriting discount in aggregate of $5,175,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $9,056,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 8 - Stockholder’s Equity

Preferred Stock  - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock  - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2021 and 2020, there were 25,875,000 and 0 shares of Class A common stock subject to possible redemption.

Class B Common Stock  - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On October 2, 2020, the Company issued 6,468,750 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercising the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture. As of December 31, 2021 and 2020, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Start-up costs	$196,473	$596
Federal net operating loss	36,539	-
Total deferred tax asset	233,012	596
Valuation allowance	(233,012)	(596)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$-	$-
Deferred	232,416	596
State	232,416	596
Current
Deferred	-	-
Change in valuation allowance	(232,416)	(596)
Income tax provision	$-	$-

The Company’s net operating loss carryforward as of December 31, 2021 and 2020 amounted to $173,996 and $0 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and the period from August 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $232,416 and $596.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	$21.0%	$21.0%
Change in fair value of warrants	(25.8)	—%
Change in valuation allowance	4.8%	(21.0)%
Income tax provision	$—%	$—%

The Company files income tax returns in the U.S. federal and California jurisdictions and is subject to examination by the various taxing authorities, since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent, and allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018. The Company does not believe that the CARES Act will have a significant impact on the Company’s financial position or statement of operations.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters. (3)
3.1	Second Amended and Restated Certificate of Incorporation. (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities(4)
10.1	Promissory Note, dated September 22, 2020, issued to Class Acceleration Sponsor LLC (1)
10.2	Letter Agreement, dated January 14, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.3	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated January 14, 2021, by and among the Company and the Sponsor. (3)
10.5	Administrative Support Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (3)
10.6	Warrant Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement (2)
14.1	Code of Ethics(4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 30, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 8, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 21, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 15, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2022	Class Acceleration Corp.

	By:	/s/ Joseph E. Parsons
	Name:	Joseph E. Parsons
	Title:	Co-Executive Chariman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph E. Parsons	Chief Executive Officer	March 21, 2022
Joseph E. Parsons

/s/ Robert C. Daugherty	Co-Executive Chairman, Treasurer and Director	March 21, 2022
Robert C. Daugherty	(Principal Executive Officer)

/s/ Michael T. Moe	Co-Executive Chairman, Secretary, and Director	March 21, 2022
Michael T. Moe	(Principal Financial and Accounting Officer)

/s/ Dinghong Chen	Director	March 21, 2022
Dinghong Chen

/s/ Rachael Jarosh	Director	March 21, 2022
Rachael Jarosh

/s/ James W. Runcie	Director	March 21, 2022
James W. Runcie

/s/ Lev Gonick	Director	March 21, 2022
Lev Gonick