Form 10-Q
period 2022-03-31
Class Acceleration Corp.
filed 2022-05-16
CIK 1826855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 25,875,000 shares of Class A common stock, par value $0.0001 per share and 6,468,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLASS ACCELERATION CORP.

Quarterly Report on Form 10-Q

i

PART – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLASS ACCELERATION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$71,607	$421,663
Due from related party	5,000	5,000
Prepaid expenses	215,341	271,032
Total current assets	291,948	697,695
Prepaid expenses, non-current	—	11,138
Marketable securities held in Trust Account	258,785,572	258,765,402
Total Assets	$259,077,520	$259,474,235

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$209,900	$398,086
Due to related party	25,000	15,000
Promissory note - related party	—	—
Total current liabilities	234,900	413,086
Warrant liability	3,743,336	10,296,032
Deferred underwriting fees	9,056,250	9,056,250
Total liabilities	13,034,486	19,765,368

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 25,875,000 shares at redemption value at March 31, 2022 and December 31, 2021	258,750,000	258,750,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, excluding 25,875,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at March 31, 2022 and December 31, 2021	647	647
Additional paid-in capital	—	—
Accumulated deficit	(12,707,613)	(19,041,780)
Total stockholders’ deficit	(12,706,966)	(19,041,133)

Total Liabilities and Stockholders’ Deficit	$259,077,520	$259,474,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$238,699	$222,360
Loss from operations	(238,699)	(222,360)

Other income
Trust interest income	20,170	2,981
Warrant issuance costs	—	(615,674)
Unrealized gain on change in fair value of warrants	6,552,696	4,061,294
Total other income	6,572,866	3,448,601

Net income	$6,334,167	$3,226,241

Basic and diluted weighted average shares outstanding of Class A common stock, subject to possible redemption	25,875,000	20,125,000
Basic and diluted net income per share, Class A common stock, subject to possible redemption	$0.20	$0.12
Basic and diluted weighted average shares outstanding of Class B common stock	6,468,750	5,951,312
Basic and diluted net income per share, Class B common stock	$0.20	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	—	$—	6,468,750	$647	$—	$(19,041,780)	$(19,041,133)
Net income	—	—	—	—	—	6,334,167	6,334,167
Balance as of March 31, 2022	—	$—	6,468,750	$647	$—	$(12,707,613)	$(12,706,966)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,840)	$22,160
Sale of 7,175,000 Private Placement Warrants on January 20, 2021, net of fair value of warrant liability	—	—	—	—	1,005,256	—	1,005,256
Net income						3,226,241	3,226,241
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,029,609)	(23,839,727)	(24,869,336)
Balance as of March 31, 2021	—	$—	6,468,750	$647	$—	$(20,616,326)	$(20,615,679)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Cash flows from Operating Activities:
Net income	$6,334,167	$3,226,241
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	—	615,674
Unrealized gain on change in fair value of warrants	(6,552,696)	(4,061,294)
Interest earned on cash and marketable securities held in Trust Account	(20,170)	(2,981)
Changes in current assets and liabilities
Prepaid expenses	66,829	(488,371)
Accounts payable and accrued expenses	(188,186)	59,797
Due to related party	10,000	(38,012)
Net cash used in operating activities	(350,056)	(688,946)

Cash flows from Investing Activities:
Purchase of Investment held in Trust Account	—	(258,750,000)
Net cash used in investing activities	—	(258,750,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	253,575,000
Proceeds from issuance of private placement units	—	7,175,000
Proceeds from promissory note to related party	—	20,000
Repayment of promissory note to related party	—	(105,230)
Payment of offering costs	—	(341,313)
Net cash provided by financing activities	—	260,323,457

Net change in cash	(350,056)	884,511
Cash, beginning of the period	421,663	76,602
Cash, end of the period	$71,607	$961,113

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$9,056,250
Initial value of Class A common stock subject to possible redemption	$—	$258,750,000
Initial classification of warrant liability	$—	$16,830,433

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of the warrant liability as other income (expense).

The Company’s sponsor is Class Acceleration Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 14, 2021. On January 20, 2021, the Company consummated the IPO of 25,875,000 units, including 3,375,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $258,750,000, which is discussed in Note 3.

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

Trust Account

Following the closing of the IPO on January 20, 2021, $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were placed in a Trust Account, which may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation, and (c) the redemption of all of the Company’s Public Shares if the Company has not completed the initial Business Combination by January 20, 2023 (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern Consideration

As of March 31, 2022, the Company had $71,607 in its operating bank account and working capital of $57,048.

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO. Following the IPO, the Company will not generate any operating revenues until after completion of its initial Business Combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $20,170 which cannot be used for working capital.

The Company has incurred increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective Business Combination candidates.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The interim financial information and certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 21, 2022.

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $71,607 and $421,663 in cash, and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in Trust Account on March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
Marketable securities held in Trust Account	$258,785,572	$-	$-	$258,785,572

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Marketable securities held in Trust Account	$258,765,402	$-	$-	$258,765,402

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of common stock at $11.50 per share were issued on January 20, 2021. At March 31, 2022, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,067,334	$1,266,833	$2,489,926	$736,315

Denominator:
Basic and diluted weighted-average shares outstanding	25,875,000	6,468,750	20,125,000	5,951,312

Basic and diluted net income per share	$0.20	$0.20	$0.12	$0.12

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

The Company accounted for the 20,112,500 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants is estimated using a Monte Carlo simulation. In March 2021, the Public Warrants were transferred from a level 3 security to a level 1 security due to the ability to utilize the observable market to estimate the fair value. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on January 20, 2021, the Company sold 25,875,000 Units, including 3,375,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half warrant to purchase one share of Class A common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Due to Related Party

As of March 31, 2022 and December 31, 2021, the amount of due to related party consisted of $25,000 and $15,000 accrued for the administrative support services (defined below) provided by the Sponsor, respectively.

Due from Related Party

As of March 31, 2022 and December 31, 2021, the amount of due from related party are $5,000 and $5,000, respectively. The balance of $5,000 as of March 31, 2022 and December 31, 2021 consisted of operating expense of $5,000 paid by the Company on behalf of a related party.

Promissory Note — Related Party

On September 22, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $105,230 under the promissory note with the Sponsor and repaid the promissory note in full on January 29, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three months ended March 31, 2022 and 2021 was $30,000 and $23,548, respectively.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,785,572	$258,785,572	$-	$-
	$258,785,572	$258,785,572	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$2,394,731	$2,394,731	$-	$-
Warrant Liability – Private Placement Warrants	1,348,605	-	-	1,348,605
	$3,743,336	$2,394,731	$-	$1,348,605

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,765,402	$258,765,402	$-	$-
	$258,765,402	$258,765,402	$-	$-

Liabilities:
Warrant Liability - Public Warrants	$6,585,188	$6,585,188	$-	$-
Warrant Liability - Private Placement Warrants	3,710,844	-	-	3,710,844
	$10,296,032	$6,585,188	$-	$3,710,844

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at January 20, 2021:

Input	January 20, 2021
Expected term (years)	6.36
Expected volatility	14.3%
Risk-free interest rate	0.67%
Stock price	$9.59
Dividend yield	0.00%
Exercise price	$11.50

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Measurement

In March 2021, the fair value of the Public Warrants in the amount of $8,021,250 was transferred from level 3 to level 1 due to the use of an observable market quote in an active market. As of March 31, 2022, the aggregate value of Public Warrants was $2,394,731.

The estimated fair value of the Private Placement Warrants on March 31, 2022 and as of December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

Input	December 31, 2021	March 31, 2022
Expected term (years)	5.56	5.34
Expected volatility	9.7%	3.90%
Risk-free interest rate	1.31%	2.42%
Stock price	$9.71	$9.78
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The Company’s public warrants began separately trading on March 8, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of March 31, 2022 and December 31, 2021.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2022 and for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	16,830,433
Public Warrants Transfer out of Level 3 to Level 1	(10,660,689)
Change in fair value	(2,458,900)
Fair value as of December 31, 2021	$3,710,844
Change in fair value	(2,362,239)
Fair value as of March 31, 2022	$1,348,605

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Underwriters Agreement

The underwriters had a 45-day option beginning January 20, 2021 to purchase up to an additional 3,375,000 Units to cover over-allotments, if any.

On January 20, 2021, the underwriters fully exercised the over-allotment option to purchase 3,375,000 Units, and received a fixed underwriting discount in aggregate of $5,175,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $9,056,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 25,875,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On October 2, 2020, the Company issued 6,468,750 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $6,334,167, which consisted of $238,699 in formation and operating costs offset by $20,170 in interest earned on marketable investments held in the Trust Account, and $6,552,696 in unrealized gain on change in fair value of warrants .

For the three months ended March 31, 2021, we had net income of $3,226,241, which consisted of $222,360 in formation and operating costs and $615,674 in transaction costs in connection with IPO, offset by $2,981 in interest earned on marketable investments held in the Trust Account, and $4,061,294 in unrealized gain on change in fair value of warrants.

Liquidity and Capital Resources; Going Concern

As of March 31, 2022, we had $71,607 in our operating bank account, approximately $258.8 million in our Trust Account, and working capital of $57,048.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities for the three months ended March 31, 2022.

Net cash used in operating activities	$(350,056)
Net change in cash	(350,056)
Cash, beginning of the period	421,663
Cash, end of the period	$71,607

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of Common Stock at $11.50 per share were issued on January 20, 2021. At March 31, 2022, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Contractual Obligations

Administrative Service Fee

We have agreed to pay our Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or liquidation, we will cease paying these monthly fees.

Underwriters Agreement

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $9,056,250, held in the Trust Account upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of March 31, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. This material weakness resulted in the restatement of the Company’s audited financial statement as of January 20, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended March 31, 2022:

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Other than disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 21, 2022.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the reclassification of the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	CLASS ACCELERATION CORP.

	By:	/s/ Joseph E. Parsons
Joseph E. Parsons
Co-Executive Chairman, Treasurer and Director
(Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Robert C. Daugherty
Robert C. Daugherty
Co-Executive Chairman, Secretary and Director
(Principal Financial and Accounting Officer)