Form 10-Q
period 2022-06-30
Class Acceleration Corp.
filed 2022-08-19
CIK 1826855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 18, 2022, there were 25,875,000 shares of Class A common stock, par value $0.0001 per share and 6,468,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLASS ACCELERATION CORP.

Quarterly Report on Form 10-Q

i

PART – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLASS ACCELERATION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$5,821	$421,663
Due from related party	5,000	5,000
Prepaid expenses	135,517	271,032
Total current assets	146,338	697,695
Prepaid expenses, non-current	—	11,138
Marketable securities held in Trust Account	259,146,749	258,765,402
Total Assets	$259,293,087	$259,474,235

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$289,485	$398,086
Due to related party	55,000	15,000
Income tax payable	22,548	—
Convertible promissory note – related party	76,121	—
Total current liabilities	443,154	413,086
Warrant liability	1,547,222	10,296,032
Deferred underwriting fees	9,056,250	9,056,250
Total liabilities	11,046,626	19,765,368

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 25,875,000 shares at redemption value at June 30, 2022 and December 31, 2021	258,942,424	258,750,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, excluding 25,875,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at June 30, 2022 and December 31, 2021	647	647
Additional paid-in capital	—	—
Accumulated deficit	(10,696,610)	(19,041,780)
Total stockholders’ deficit	(10,695,963)	(19,041,133)

Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$259,293,087	$259,474,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operating costs	$345,195	$292,250	$583,894	$514,610
Loss from operations	(345,195)	(292,250)	(583,894)	(514,610)

Other income (expense):
Unrealized gain (loss) on change in fair value of warrants	2,196,114	(3,789,264)	8,748,810	272,030
Change in fair value of convertible promissory note – related party	(78)	—	(78)	—
Bank interest income	—	54	—	54
Trust interest income	361,177	3,933	381,347	6,914
Warrant issuance costs	—	—	—	(615,674)
Total other income (expense)	2,557,213	(3,785,277)	9,130,079	(336,676)

Income (Loss) before provision for income taxes	2,212,018	(4,077,527)	8,546,185	(851,286)
Provision for income taxes	(22,548)	—	(22,548)	—
Net income (loss)	$2,189,470	$(4,077,527)	$8,523,637	$(851,286)

Basic and diluted weighted average shares outstanding of Class A common stock, subject to possible redemption	25,875,000	25,875,000	25,875,000	23,015,884
Basic and diluted net income (loss) per share, Class A common stock, subject to possible redemption	$0.07	$(0.13)	$0.26	$(0.03)

Basic and diluted weighted average shares outstanding of Class B common stock	6,468,750	6,468,750	6,468,750	6,375,518
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.13)	$0.26	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	—	$—	6,468,750	$647	$—	$(19,041,780)	$(19,041,133)
Net income	—	—	—	—	—	6,334,167	6,334,167
Balance as of March 31, 2022	—	$—	6,468,750	$647	$—	$(12,707,613)	$(12,706,966)
Net income	—	—	—	—	—	2,189,470	2,189,470
Proceeds received on convertible note less than fair value	—	—	—	—	13,957	—	13,957
Remeasurement of carrying value to redemption value	—	—	—	—	(13,957)	(178,467)	(192,424)
Balance as of June 30, 2022	—	$—	6,468,750	$647	$—	$(10,696,610)	$(10,695,963)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,840)	$22,160
Sale of 7,175,000 Private Placement Warrants on January 20, 2021, net of fair value of warrant liability	—	—	—	—	1,005,256	—	1,005,256
Net income	—	—	—	—	—	3,226,241	3,226,241
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,029,609)	(23,839,727)	(24,869,336)
Balance as of March 31, 2021	—	$—	6,468,750	$647	$—	$(20,616,326)	$(20,615,679)
Net loss	—	—	—	—	—	(4,077,527)	(4,077,527)
Balance as of June 30, 2021	—	$—	6,468,750	$647	$—	$(24,693,853)	$(24,693,206)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net income (loss)	$8,523,637	$(851,286)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issuance costs	—	615,674
Unrealized gain on change in fair value of warrants	(8,748,810)	(272,030)
Change in fair value of convertible note	78	—
Trust interest income	(381,347)	(6,914)
Changes in current assets and liabilities
Prepaid expenses	146,653	(423,799)
Accounts payable and accrued expenses	(108,601)	155,594
Due to related party	40,000	(5,443)
Income taxes payable	22,548	—
Net cash used in operating activities	(505,842)	(788,204)

Cash flows from Investing Activities:
Purchase of Investment held in Trust Account	—	(258,750,000)
Net cash used in investing activities	—	(258,750,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	253,575,000
Proceeds from issuance of private placement units	—	7,175,000
Proceeds from promissory note to related party	—	20,000
Proceeds from convertible promissory note – related party	90,000	—
Repayment of promissory note to related party	—	(105,230)
Payment of offering costs	—	(341,313)
Net cash provided by financing activities	90,000	260,323,457

Net change in cash	(415,842)	785,253
Cash, beginning of the period	421,663	76,602
Cash, end of the period	$5,821	$861,855

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$9,056,250
Initial value of Class A common stock subject to possible redemption	$—	$258,750,000
Remeasurement of carrying value to redemption value	192,424
Initial classification of warrant liability	$—	$16,830,433

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of the warrant liability as other income (expense).

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern Consideration

As of June 30, 2022, the Company had $5,821 in its operating bank account and working capital deficit of $296,816.

As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO. Following the IPO, the Company will not generate any operating revenues until after completion of its initial Business Combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $381,347 which cannot be used for working capital.

The Company has incurred increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective Business Combination candidates.

The Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (see Note 5). The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. On June 14, 2022, the Sponsor agreed to lend the Company an aggregate of up to $1,500,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $90,000 under the convertible promissory note as of June 30, 2022. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 20, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by January 20, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, and liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 20, 2023.

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The interim financial information and certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,821 and $421,663 in cash, and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in Trust Account on June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
Marketable securities held in Trust Account	$259,146,749	$-	$-	$259,146,749

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Marketable securities held in Trust Account	$258,765,402	$-	$-	$258,765,402

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Promissory Note—Related Party

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the note and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings (loss) are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of common stock at $11.50 per share were issued on January 20, 2021. At June 30, 2022, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended June 30,				For the six months ended June 30
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,751,576	$437,894	$(3,262,022)	$(815,505)	$6,818,910	$1,704,727	$(605,777)	$(167,803)
Denominator:
Basic and diluted weighted-average shares outstanding	28,750,000	6,468,750	25,875,000	6,468,750	28,750,000	6,468,750	23,015,884	6,375,518
Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.13)	$(0.13)	$0.26	$0.26	$(0.03)	$(0.03)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Our effective tax rate was 0.26% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.02% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

As of June 30, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Proceeds allocated to Public Warrants	(10,660,689)
Common stock issuance costs	(14,208,648)
Plus:
Remeasurement of carrying value to redemption value	24,869,337

Class A common stock subject to possible redemption, 12/31/2021	258,750,000
Plus:
Remeasurement of carrying value to redemption value	192,424
Class A common stock subject to possible redemption, 6/30/2022	$258,942,424

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Due to Related Party

As of June 30, 2022 and December 31, 2021, the amount of due to related party consisted of $55,000 and $15,000 accrued for the administrative support services (defined below) provided by the Sponsor, respectively.

Due from Related Party

As of June 30, 2022 and December 31, 2021, the amount of due from related party are $5,000 and $5,000, respectively. The balance of $5,000 as of June 30, 2022 and December 31, 2021 consisted of operating expense of $5,000 paid by the Company on behalf of a related party.

Convertible Promissory Note—Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. On June 14, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 pursuant to the convertible promissory note. The convertible promissory note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022, there was $90,000 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The change in the fair value of the note was $13,879, of which $78 was recorded in the condensed statements of operations for the three and six months ended June 30, 2022 and the remaining $13,957 was recorded to additional paid-in capital for the initial change in the fair value as of the June 5, 2022 drawdown date. The result is a fair value of the convertible note of $76,121 (see Note 6).

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and six months ended June 30, 2022 was $30,000 and $60,000, respectively. The amount of the administrative service fee for the three and six months ended June 30, 2021 was $30,000 and $53,548, respectively.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$259,146,749	$259,146,749	$-	$-
	$259,146,749	$259,146,749	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$970,313	$970,313	$-	$-
Warrant Liability – Private Placement Warrants	576,909	-	-	576,909
Convertible Promissory Note – Related Party	76,121	-	-	76,121
	$1,623,343	$970,313	$-	$653,030

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,765,402	$258,765,402	$-	$-
	$258,765,402	$258,765,402	$-	$-

Liabilities:
Warrant Liability - Public Warrants	$6,585,188	$6,585,188	$-	$-
Warrant Liability - Private Placement Warrants	3,710,844	-	-	3,710,844
	$10,296,032	$6,585,188	$-	$3,710,844

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at January 20, 2021:

Input	January 20, 2021
Expected term (years)	6.36
Expected volatility	14.3%
Risk-free interest rate	0.67%
Stock price	$9.59
Dividend yield	0.00%
Exercise price	$11.50

Subsequent Measurement

In March 2021, the fair value of the Public Warrants in the amount of $8,021,250 was transferred from level 3 to level 1 due to the use of an observable market quote in an active market. As of June 30, 2022, the aggregate value of Public Warrants was $970,313.

The estimated fair value of the Private Placement Warrants on June 30, 2022 and as of December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

Input	December 31, 2021	June 30, 2022
Expected term (years)	5.56	5.28
Expected volatility	9.7%	6.9%
Risk-free interest rate	1.31%	3.01%
Probability of business combination	95.00%	25.00%
Stock price	$9.71	$9.82
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The Company’s public warrants began separately trading on March 8, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of June 30, 2022 and December 31, 2021.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

Input	June 30, 2022
Expected term (years)	5.28
Expected volatility	0.90%
Risk-free interest rate	3.01%
Probability of business combination	25.00%
Stock price	$9.82
Dividend yield	0.00%
Exercise price	$11.50

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended June 30, 2022 and for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	16,830,433
Public Warrants Transfer out of Level 3 to Level 1	(10,660,689)
Change in fair value	(2,458,900)
Fair value as of December 31, 2021	$3,710,844
Change in fair value	(2,362,239)
Fair value as of March 31, 2022	$1,348,605
Change in fair value	(771,696)
Fair value as of June 30, 2022	$576,909

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

On January 20, 2021, the underwriters fully exercised the over-allotment option to purchase 3,375,000 Units and received a fixed underwriting discount in aggregate of $5,175,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $9,056,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 25,875,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On October 2, 2020, the Company issued 6,468,750 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of $2,189,470, which consisted of $345,195 in formation and operating costs offset by $361,177 in interest earned on marketable investments held in the Trust Account, $2,196,114 in unrealized gain on change in fair value of warrants, change in fair value of convertible note of $78, and provision for income taxes $22,548.

For the six months ended June 30, 2022, we had net income of $8,523,637, which consisted of $583,894 in formation and operating costs offset by $381,347 in interest earned on marketable investments held in the Trust Account, $8,748,810 in unrealized gain on change in fair value of warrants, change in fair value of convertible note of $78 and provision for income taxes $22,548.

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

Liquidity and Capital Resources; Going Concern

As of June 30, 2022, we had $5,821 in our operating bank account, approximately $259.1 million in our Trust Account, and working capital deficit of $296,816.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities for the six months ended June 30, 2022.

Net cash used in operating activities	$(505,842)
Net cash provided by financing activities	90,000
Net change in cash	(415,842)
Cash, beginning of the period	421,663
Cash, end of the period	$5,821

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there is $90,000 outstanding under the $1,500,000 Working Capital Loan entered into on June 14, 2022.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings (loss) are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of Common Stock at $11.50 per share were issued on January 20, 2021. At June 30, 2022, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

Warrant Liabilities and Convertible Promissory Note – Related Party

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

Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The derivative instruments are subject to a number of critical estimates as the significant inputs that drive the changes in fair value are determined by the Monte Carlo Model and not based solely on the observable inputs such as quoted prices for identical instruments in active markets as is the case with Level 1 classified securities.

The Company accounted for the 20,112,500 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of June 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. This material weakness resulted in the restatement of the Company’s audited financial statement as of January 20, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2022:

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Other than disclosed below, there have been no material changes from the risk factors previously disclosed in (i) the Company’s final prospectus, as filed with the SEC on February 1, 2021, (ii) the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2021, as filed with the SEC on March 21, 2022 and (iii) the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 on Form 10-Q, as filed with the SEC on May 16, 2022.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. We have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and do not expect to complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Dated: August 18, 2022	CLASS ACCELERATION CORP.

	By:	/s/ Joseph E. Parsons
Joseph E. Parsons
Co-Executive Chairman, Treasurer and Director
(Principal Executive Officer)

Dated: August 18, 2022	By:	/s/ Robert C. Daugherty
Robert C. Daugherty
Co-Executive Chairman, Secretary and Director
(Principal Financial and Accounting Officer)