Form 10-Q
period 2022-09-30
Class Acceleration Corp.
filed 2022-11-14
CIK 1826855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 25,875,000 shares of Class A common stock, par value $0.0001 per share and 6,468,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLASS ACCELERATION CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLASS ACCELERATION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$23,566	$421,663
Due from related party	5,000	5,000
Prepaid expenses	71,890	271,032
Total current assets	100,456	697,695
Prepaid expenses, non-current	—	11,138
Marketable securities held in Trust Account	260,129,449	258,765,402
Total Assets	$260,229,905	$259,474,235

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$275,613	$398,086
Due to related party	85,000	15,000
Income tax payable	259,056	—
Convertible promissory note – related party	6,197	—
Total current liabilities	625,866	413,086
Warrant liability	445,933	10,296,032
Deferred underwriting fees	9,056,250	9,056,250
Total liabilities	10,128,049	19,765,368

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 25,875,000 shares at redemption value at September 30, 2022 and December 31, 2021	259,833,085	258,750,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, excluding 25,875,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding at September 30, 2022 and December 31, 2021	647	647
Additional paid-in capital	—	—
Accumulated deficit	(9,731,876)	(19,041,780)
Total stockholders’ deficit	(9,731,229)	(19,041,133)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$260,229,905	$259,474,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operating costs	$256,479	$265,663	$840,373	$780,273
Loss from operations	(256,479)	(265,663)	(840,373)	(780,273)

Other income:
Unrealized gain on change in fair value of warrants	1,101,289	4,672,490	9,850,099	4,944,520
Change in fair value of convertible promissory note – related party	69,924	—	69,846	—
Bank interest income	—	89	—	143
Trust interest income	1,177,169	3,975	1,558,516	10,889
Warrant issuance costs	—	—	—	(615,674)
Total other income	2,348,382	4,676,554	11,478,461	4,339,878

Income before provision for income taxes	2,091,903	4,410,891	10,638,088	3,559,605
Provision for income taxes	(236,508)	—	(259,056)	—
Net income	$1,855,395	$4,410,891	$10,379,032	$3,559,605

Basic and diluted weighted average shares outstanding of Class A common stock, subject to possible redemption	25,875,000	25,875,000	25,875,000	23,979,396
Basic and diluted net income per share, Class A common stock, subject to possible redemption	$0.06	$0.14	$0.32	$0.12

Basic and diluted weighted average shares outstanding of Class B common stock	6,468,750	6,468,750	6,468,750	6,406,937
Basic and diluted net income per share, Class B common stock	$0.06	$0.14	$0.32	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	—	$—	6,468,750	$647	$—	$(19,041,780)	$(19,041,133)
Net income	—	—	—	—	—	6,334,167	6,334,167
Balance as of March 31, 2022	—	—	6,468,750	647	—	(12,707,613)	(12,706,966)
Net income	—	—	—	—	—	2,189,470	2,189,470
Proceeds received on convertible note less than fair value	—	—	—	—	13,957	—	13,957
Remeasurement of carrying value to redemption value	—	—	—	—	(13,957)	(178,467)	(192,424)
Balance as of June 30, 2022	—	—	6,468,750	647	—	(10,696,610)	(10,695,963)
Net income	—	—	—	—	—	1,855,395	1,855,395
Remeasurement of carrying value to redemption value	—	—	—	—	—	(890,661)	(890,661)
Balance as of September 30, 2022	—	$—	6,468,750	$647	$—	$(9,731,876)	$(9,731,229)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,840)	$22,160
Sale of 7,175,000 Private Placement Warrants on January 20, 2021, net of fair value of warrant liability	—	—	—	—	1,005,256	—	1,005,256
Net income	—	—	—	—	—	3,226,241	3,226,241
Remeasurement of carrying value to redemption value	—	—	—	—	(1,029,609)	(23,839,727)	(24,869,336)
Balance as of March 31, 2021	—	—	6,468,750	647	—	(20,616,326)	(20,615,679)
Net loss	—	—	—	—	—	(4,077,527)	(4,077,527)
Balance as of June 30, 2021	—	—	6,468,750	647	—	(24,693,853)	(24,693,206)
Net income	—	—	—	—	—	4,410,891	4,410,891
Balance as of September 30, 2021	—	$—	6,468,750	$647	$—	$(20,282,962)	$(20,282,315)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLASS ACCELERATION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Cash flows from Operating Activities:
Net income	$10,379,032	$3,559,605
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	—	615,674
Unrealized gain on change in fair value of warrants	(9,850,099)	(4,944,520)
Change in fair value of convertible note - related party	(69,846)	—
Trust interest income	(1,558,516)	(10,889)
Changes in current assets and liabilities
Prepaid expenses	210,280	(360,983)
Accounts payable and accrued expenses	(122,473)	147,782
Due to related party	70,000	(33,973)
Income tax payable	259,056	—
Net cash used in operating activities	(682,566)	(1,027,304)

Cash flows from Investing Activities:
Purchase of marketable securities held in Trust Account	—	(258,750,000)
Cash withdrawn from Trust Account for tax obligations	194,469	—
Net cash used in investing activities	194,469	(258,750,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	253,575,000
Proceeds from issuance of private placement units	—	7,175,000
Proceeds from promissory note to related party	—	20,000
Proceeds from convertible promissory note – related party	90,000	—
Repayment of promissory note to related party	—	(105,230)
Payment of offering costs	—	(341,313)
Net cash provided by financing activities	90,000	260,323,457

Net change in cash	(398,097)	546,153
Cash, beginning of the period	421,663	76,602
Cash, end of the period	$23,566	$622,755

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$9,056,250
Initial value of Class A common stock subject to possible redemption	$—	$258,750,000
Remeasurement of carrying value to redemption value	$1,083,085	$—
Initial classification of warrant liability	$—	$16,830,433

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of the warrant liability as other income (expense).

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern Consideration

As of September 30, 2022, the Company had $23,566 in its operating bank account and working capital deficit of $525,410.

As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO. Following the IPO, the Company will not generate any operating revenues until after completion of its initial Business Combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $1,558,516 which cannot be used for working capital.

The Company has incurred increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective Business Combination candidates.

The Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (see Note 5). The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. On June 14, 2022, the Sponsor agreed to lend the Company an aggregate of up to $1,500,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $90,000 under the convertible promissory note as of September 30, 2022. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The interim financial information and certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $23,566 and $421,663 in cash, and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in Trust Account on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Marketable securities held in Trust Account	$260,129,449	$-	$-	$260,129,449

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Marketable securities held in Trust Account	$258,765,402	$-	$-	$258,765,402

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of common stock at $11.50 per share were issued on January 20, 2021. At September 30, 2022, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period.

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended September 30,				For the nine months ended September 30
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,484,316	$371,079	$3,528,713	$882,178	$8,303,226	$2,075,806	$2,809,065	$750,540
Denominator:
Basic and diluted weighted-average shares outstanding	25,875,000	6,468,750	25,875,000	6,468,750	25,875,000	6,468,750	23,979,396	6,406,937
Basic and diluted net income per share	$0.06	$0.06	$0.14	$0.14	$0.32	$0.32	$0.12	$0.12

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Our effective tax rate was 11.31% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.45% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Proceeds allocated to Public Warrants	(10,660,689)
Common stock issuance costs	(14,208,648)
Plus:
Remeasurement of carrying value to redemption value	24,869,337

Class A common stock subject to possible redemption, 12/31/2021	258,750,000
Plus:
Remeasurement of carrying value to redemption value	1,083,085
Class A common stock subject to possible redemption, 9/30/2022	$259,833,085

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Due to Related Party

As of September 30, 2022 and December 31, 2021, the amount of due to related party consisted of $85,000 and $15,000 accrued for the administrative support services (defined below) provided by the Sponsor, respectively.

Due from Related Party

As of September 30, 2022 and December 31, 2021, the amount of due from related party are $5,000 and $5,000, respectively. The balance of $5,000 as of September 30, 2022 and December 31, 2021 consisted of operating expense of $5,000 paid by the Company on behalf of a related party.

Convertible Promissory Note—Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. On June 14, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 pursuant to the convertible promissory note. The convertible promissory note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2022, there was $90,000 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The change in the fair value of the note was $83,803, of which $69,924 and $69,846 were recorded in the condensed statements of operations for the three and nine months ended September 30, 2022, respectively. The remaining $13,957 was recorded to additional paid-in capital for the initial change in the fair value as of the June 5, 2022 drawdown date. The result is a fair value of the convertible note of $6,197 (see Note 6).

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

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on the date of the consummation of the IPO, a total of $10,000 per month for office space and administrative support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and nine months ended September 30, 2022 was $30,000 and $90,000, respectively. The amount of the administrative service fee for the three and nine months ended September 30, 2021 was $30,000 and $83,548, respectively.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$260,129,449	$260,129,449	$-	$-
	$260,129,449	$260,129,449	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$156,544	$156,544	$-	$-
Warrant Liability – Private Placement Warrants	289,389	-	-	289,389
Convertible Promissory Note – Related Party	6,197	-	-	6,197
	$452,130	$156,544	$-	$295,586

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$258,765,402	$258,765,402	$-	$-
	$258,765,402	$258,765,402	$-	$-

Liabilities:
Warrant Liability - Public Warrants	$6,585,188	$6,585,188	$-	$-
Warrant Liability - Private Placement Warrants	3,710,844	-	-	3,710,844
	$10,296,032	$6,585,188	$-	$3,710,844

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

Subsequent Measurement

In March 2021, the fair value of the Public Warrants in the amount of $8,021,250 was transferred from level 3 to level 1 due to the use of an observable market quote in an active market. As of September 30, 2022, the aggregate value of Public Warrants was $156,544.

The estimated fair value of the Private Placement Warrants on September 30, 2022 and as of December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

Input	December 31, 2021	September 30, 2022
Expected term (years)	5.56	5.18
Expected volatility	9.7%	0.1%
Risk-free interest rate	1.31%	4.05%
Probability of business combination	95.00%	25.00%
Stock price	$9.71	$9.88
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The Company’s public warrants began separately trading on March 8, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of September 30, 2022 and December 31, 2021.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

Input	September 30, 2022
Expected term (years)	5.18
Expected volatility	0.1%
Risk-free interest rate	4.05%
Probability of business combination	25.00%
Stock price	$9.88
Dividend yield	0.00%
Exercise price	$11.50

CLASS ACCELERATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended September 30, 2022 and for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO	16,830,433
Public Warrants Transfer out of Level 3 to Level 1	(10,660,689)
Change in fair value	(2,458,900)
Fair value as of December 31, 2021	3,710,844
Change in fair value	(2,362,239)
Fair value as of March 31, 2022	1,348,605
Change in fair value	(771,696)
Fair value as of June 30, 2022	576,909
Change in fair value	(287,520)
Fair value as of September 30, 2022	$289,389

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

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 25,875,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On October 2, 2020, the Company issued 6,468,750 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. Because of the underwriters’ fully exercise of the over-allotment option on January 20, 2021, 843,750 shares are no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of $1,855,395, which consisted of $256,479 in formation and operating costs offset by $1,177,169 in interest earned on marketable investments held in the Trust Account, $1,101,289 in unrealized gain on change in fair value of warrants, change in fair value of convertible note of $69,924, and provision for income taxes $236,508.

For the nine months ended September 30, 2022, we had net income of $10,379,032, which consisted of $840,373 in formation and operating costs offset by $1,558,516 in interest earned on marketable investments held in the Trust Account, $9,850,099 in unrealized gain on change in fair value of warrants, change in fair value of convertible note of $69,846 and provision for income taxes $259,056.

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

Liquidity and Capital Resources; Going Concern

As of September 30, 2022, we had $23,566 in our operating bank account, approximately $260.1 million in our Trust Account and working capital deficit of $525,410.

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

The following table provides a summary of our net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022.

Net cash used in operating activities	$(488,097)
Net cash provided by financing activities	90,000
Net change in cash	(398,097)
Cash, beginning of the period	421,663
Cash, end of the period	$23,566

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

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares. Public and private warrants to purchase 20,112,500 shares of Common Stock at $11.50 per share were issued on January 20, 2021. At September 30, 2022, no warrants have been exercised. The 20,112,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of September 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. This material weakness resulted in the restatement of the Company’s audited financial statement as of January 20, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended September 30, 2022:

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Other than disclosed below, there have been no material changes from the risk factors previously disclosed in (i) the Company’s final prospectus, as filed with the SEC on February 1, 2021, (ii) the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2021, as filed with the SEC on March 21, 2022, (iii) the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 on Form 10-Q, as filed with the SEC on May 16, 2022 and (iv) the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 19, 2022.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

If the deadline for us to complete a business combination (currently January 20, 2023) is extended, our public shareholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

Dated: November 10, 2022	CLASS ACCELERATION CORP.

	By:	/s/ Joseph E. Parsons
Joseph E. Parsons
Co-Executive Chairman, Treasurer and Director
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Robert C. Daugherty
Robert C. Daugherty
Co-Executive Chairman, Secretary and Director
(Principal Financial and Accounting Officer)